Form 10-K
period 2002-12-31
GS MORTGAGE SECURITIES CORP MORT PAS THR CERTS SER 2002-10
filed 2003-03-31
CIK 1201972

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                               ------------------

                                    FORM 10-K

[X]      Annual  report  pursuant  to  Section  13 or  15(d)  of the Securities
         Exchange   Act  of  1934 for the period from October 1, 2002
         (Commencement of Operations) to December 31, 2002

[ ]      Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from   to


                      Commission File Number  333-89556-10

                         GS MORTGAGE SECURITIES CORP
             (Exact name of registrant as specified in its charter)


       Delaware                                       75-2533468
 (State or other jurisdiction of               (IRS Employer Identification No.)
     incorporation)

85 Broad Street
New York, NY                                                    10004
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code :  (212) 902-1000

                         GSR Mortgage Loan Trust 2002-10
               Mortgage Pass-Through Certificates, Series 2002-10
            (Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Documents incorporated by reference:  None

GS MORTGAGE SECURITIES CORP
GSR Mortgage Loan Trust 2002-10
Mortgage Pass-Through Certificates, Series 2002-10
-----------------------------------------------------------------------


PART I

Item 1.  Business

         Not Applicable.

Item 2.  Properties

         Not Applicable.

Item 3.  Legal Proceedings

The Registrant is not aware of any material legal proceeding with respect to, the Company, the Master Servicer or the Trustee, as related to the Trust.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote or consent of Holders of the Offered Certificates during the fiscal year covered by this report.


PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Trust does not issue stock. There is currently no established secondary
market for the Certificates.   As of December 31, 2002, the number of holders of
each Class of Offered Certificates was 19.


Item 6.  Selected Financial Data

         Not Applicable.

Item 7. Management's Discussion and Analysis of Financial condition and Results of Operations

         Not Applicable.

Item 8.  Financial Statements and Supplementary Data

         Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There was no change of accountants or disagreement with accountants on any matter of accounting principles or practices or financial disclosure.

PART III

Item 10. Directors and Executive Officers of the Registrant

         Not Applicable.

Item 11. Executive Compensation

         Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Not Applicable.


Item 13. Certain Relationships and Related Transactions

No reportable transactions have occurred.


PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

    (1) Financial Statements:
         Not Applicable.

    (2)  Financial Statement Schedules:
         Not Applicable.

    (3)  Exhibits:

     Annual Statement as to Compliance, filed as Exhibit 99.1 hereto. Annual Independent Public Accountants' Servicing Report
            filed as Exhibit 99.2 hereto.

(b) Reports on Form 8-K: The following Current Reports on Form 8-K were filed by the Registrant for the last quarter of 2002.

     Current Reports on Form 8-K dated October 25, 2002, November 25, 2002, and December 26, 2002 were filed for the purpose of filing the Monthly Statement sent to the Holders of the Offered Certificates for payments made on the same date. The items reported in such Current Report were Item 5 (Other Events).

(c)   Exhibits to this report are listed in Item (14)(a)(3) above.

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002

GS MORTGAGE SECURITIES CORP
GSR Mortgage Loan Trust 2002-10
Mortgage Pass-Through Certificates, Series 2002-10
-----------------------------------------------------------------------

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  March 26, 2003            By:   /s/ Janet Bell
                                         --------------------------------------
                                  Name:  Janet Bell
                                 Title:  Vice President

                            DEPOSITOR CERTIFICATION

     Re: GSR Mortgage Loan Trust 2002-10 (the "Trust") Mortgage Pass-Through Certificates, Series 2002-10, issued pursuant to the Trust Agreement, dated as of October 1, 2002 (the "Trust Agreement"), among JPMorgan Chase Bank, as trustee (the "Trustee"), and GS Mortgage Securities Corp., as depositor (the "Depositor"), and serviced ABN AMRO Mortgage Group, Inc., Wells Fargo Home Mortgage, Inc., and Bank of America, N.A. , (together the "Servicers") pursuant to the respective servicing agreements (the "Servicing Agreements").


I, Janet Bell, certify that:

     1. I have reviewed this annual report on Form 10-K ("Annual Report"), and all reports on Form 8-K containing distribution reports (collectively with this Annual Report, the "Reports") filed in respect of periods included in the year covered by this Annual Report, of the Trust;

     2. Based on my knowledge, the information in the Reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this Annual Report;

     3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicers under the Trust Agreement and Servicing Agreements, for inclusion in the Reports is included in the Reports;

     4. Based on my knowledge and upon the annual compliance statement included in this Annual Report and required to be delivered to the Trustee in accordance with the terms of the Servicing Agreements, and except as disclosed in the Reports, the Servicers have fulfilled their obligations under the Servicing Agreements; and

     5. The Reports disclose all significant deficiencies relating to the Servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the Trust Agreement, that is included in the Reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: the Trustee and the Servicers.

     Date:  March 26, 2003

     By:   /s/ Janet Bell
          --------------------------------------
     Name:  Janet Bell
     Title:  Vice President

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

                                 EXHIBIT INDEX

Exhibit     Description

 99.1       Servicer's Annual Statement of Compliance
 99.2       Servicer's Annual Independent Accountant's Report

EXHIBIT 99.1 - Servicer's Annual Statement of Compliance

Bank of America
Bank of America Mortgage
101 E. Main Street, Suite 400
P.O. Box 35140
Louisville, Kentucky  40232-5140


                  MANAGEMENT'S ASSERTION CONCERNING COMPLIANCE
                     WITH USAP MINIMUM SERVICING STANDARDS

March 7, 2003

As of and for the year ended December 31, 2002, BA Mortgage LLC, and the Mortgage division of Bank of America, N.A. (collectively, the "Company"), which comprise an operating division of Bank of America, N.A., has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Company had in effect a fidelity bond and errors and ommissions policy in the amounts of $400,000,000 and $475,000,000, respectively.


By:  /s/ Kevin M. Shannon                       By:  /s/ H. Randall Chestnut
-------------------------                       ---------------------------
Kevin M. Shannon                                H. Randall Chestnut
President                                       Senior Vice President
Consumer Real Estate                            Bank of American, N.A.
Bank of America, N.A.

By:  /s/ David H. Rupp                          By:  /s/ Gary K. Bettin
-------------------------                       ---------------------------
David H. Rupp                                   Gary K. Bettin
Senior Vice President                           Senior Vice President
Bank of American, N.A.                          National Servicing Executive
                                                Bank of America, N.A.

By:  /s/ J. Mark Hanson
-------------------------
J. Mark Hanson
Senior Vice President
Bank of America, N.A.



Wells Fargo Home Mortgage
1 Home Campus
Des Moines, IA  50328-0001



                              MANAGEMENT ASSERTION

As of and for the year ended December 31, 2002, Wells Fargo Home Mortgage Inc. has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Wells Fargo Home Mortgage Inc. had in effect a fidelity bond along with an errors and omissions policy in the amounts of $100 million and $20 million, respectively.



By:  /s/ Pete Wissinger                         February 25, 2003
     --------------------------
     Pete Wissinger
     Chief Executive Officer



By:  /s/ Michael J. Heid                        February 25, 2003
     --------------------------
     Michael J. Heid
     Chief Financial Officer
     Executive Vice President



By:  /s/ Robert Caruso                          February 25, 2003
     --------------------------
     Robert Caruso
     Senior Vice President
     Loan Servicing

ABN  AMRO  Mortgage  Group,  Inc.
4242 North Harlem Avenue
Norridge, Illinois 60706

ANNUAL SERVICING CERTIFICATION

To Whom it May Concern:

Pursuant to the Servicing Agreement(s) between us, we certify with respect to each mortgage loan serviced for you, that as of December 31, 2002 except otherwise noted below:

1. All (a) taxes, assessments and other governmental charges levied against the mortgage premises, (b) ground rents payable with respect to the mortgaged premises, if any, and (c) premiums on applicable FHA or private mortgage insurance, if any, which would be delinquent if not paid, have been paid.

2. Hazard Insurance coverage on the improvements on the mortgaged premises in the form and amount and with the coverage required by the Servicing Agreement is in effect.

                                                EXCEPTIONS
                                                None

Sincerely,
ABN AMRO Mortgage Group, Inc.

By:     /s/ Mary P. Spelik
        ------------------------
        Mary P. Spelik
        First Vice President
        Investor Accounting

ABN  AMRO  Mortgage  Group,  Inc.
4242 North Harlem Avenue
Norridge, Illinois 60706

CERTIFICATE OF COMPLIANCE

     The undersigned, an officer of ABN AMRO Mortgage Group, Inc., (the "participant"), hereby certifies as follows:

     1. I have made, or caused to be made under my supervision, a review of the activities of ABM AMRO Mortgage Group, Inc. during the preceding calendar year ending December 31, 2002, with respect to performance under the

and

     2. To the best of my knowledge, based on such review, there is as of this date, no default by ABN AMRO in the fulfillment of any of its obligations under this issue.

     In witness whereof the undersigned has this Certificate of Compliance this 1st day of March, 2003.

ABN AMRO Mortgage Group, Inc.

By:     /s/ Mary P. Spelik
        ------------------------
        Mary P. Spelik
        First Vice President

ABN AMRO  Mortgage  Group,  Inc.
4242 North Harlem Avenue
Norridge, Illinois 60706

        Management's Assertion on Compliance with the Minimum Servicing
       Standards Set Forth in the Uniform Single Attestation Program for
                                Mortgage Bankers

                              Report of Management

We, as members of management of ABN AMRO Mortgage Group, Inc. (AAAMG, a wholly owned subsidiary of ABN AMRO North America, Inc.) are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers
(USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of AAMG's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2002 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2002, AAMG complied, in all material respects, with the minimum servicing standards set forth in the USAP except as described below.

Escrow funds were not returned to mortgagors within 30 days of payoff for 2 out of the 25 loans tested.

As of and for this same period, ABN AMRO North America, Inc. had in effect a fidelity bond in the amount of $500,000,000 and an error and omissions policy in the amount of $25,000,000.


/s/ Stanley Rhodes               /s/ Richard Geary
-----------------------          ------------------------
President                       Group Senior Vice President and Manager


January 20, 2003

EXHIBIT 99.2 - Servicer's Annual Independent Accountant's Report

PricewaterhouseCoopers, LLP
214 N. Tryon Street
Suite 3600
Charlotte, NC  28202
Telephone:  (704) 344-7500
Facsimile:  (704) 344-4100


                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholder of Bank of America, N.A.


     We have examined management's assertion about compliance by BA Mortgage, LLC and the Mortgage division of Bank of America, N.A. (collectively, the "Company"), which together comprise an operating division of Bank of America, N.A., with the minimum servicing standards (the "Standards") identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2002 included in the accompanying management assertion (see Exhibit 1). Management is responsible for the Company's compliance with the Standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

     Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the Standards and performing other such procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the company's compliance with the Standards.

     In our opinion, management's assertion that the Company complied with the aforementioned Standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.


By:  /s/PricewaterhouseCoopers, LLC
------------------------------------
PricewaterhouseCoopers, LLC



March 7, 2003


KPMG
2500 Ruan Centor
666 Grand Avenue
Des Moines, IA  50309


INDEPENDENT ACCOUNTANT'S REPORT

The Board of Directors
Wells Fargo Home Mortgage:


     We have examined management's assertion dated February 25, 2003 that Wells Fargo Home Mortgage complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2002. Management is responsible for Wells Fargo Home Mortgage's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about Wells Fargo Home Mortgage's compliance based on our examination.

     Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Wells Fargo Home Mortgage's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Wells Fargo Home Mortgage's compliance with the minimum servicing standards.

     In our opinion, management's assertion that Wells Fargo Home Mortgage complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002, is fairly stated, in all material respects.


By:  /s/  KPMG
--------------------
     KPMG

February 25, 2003

Ernest & Young LLP
Sears Tower
233 South Wacker Drive
Chicago, IL  60606

                 Report on Management's Assertion on Compliance
               With Minimum Servicing Standards Set Forth in the
            Uniform Single Attestation Program for Mortgage Bankers

                       Report of Independent Accountants

Board of Directors
ABN AMRO North America, Inc.

We have examined management's assertion, included in the accompanying report titled Report of Management, that except for noncomplince with the minimum servicing standards for custodial bank and related clearing account reconciliations, ABN AMRO Mortgage Group, Inc. (AAMG, a wholly owned subsidiary of ABN AMRO North America, Inc.) complied with the minimum servicing standands set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2002. Management is responsible for AAMG's compliance with those requirements. Our responsibility is to express an opinion on management's assertion about AAMG's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Pubic Accountants and, accordingly, included examining, on a test basis, evidence about the AAMG's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on AAMG's compliance with specified requirements.

In our opinion, management's assertion, that except for noncompliance with the minimum servicing standard for escrow funds, AAMG complied with the aforementioned requirements during the year ended December 31, 2002 is fairly stated, in all material respects.

This report is intended solely for the information and use of the board of directors, management and AAMG's private investors and is not intended to be and should not be used by anyone oher than these specified parties.

By: Ernest & Young LLP
-----------------------
Ernst & Young LLP

January 20, 2003